Form 10QSB
period 2003-09-30
METAL MINES INC
filed 2003-11-13
CIK 1261597

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10QSB


            Quarterly Report Under Section 13 or 15 (d) of the
      Securities Exchange Act of 1934 for the Quarterly Period Ended
                             September 30, 2003


                     Commission File Number: 000-50381
                                            -----------
                             Metal Mines, Inc.
      ---------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)


          Nevada                                            90-0077455
--------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)


 1495 Ridgeview Drive #220, Reno, NV                                89509
------------------------------------------                        ---------
(Address of Principal Executive Offices)                         (Zip Code)


                                949-261-1181
                         -------------------------
                        (Issuer's telephone number)


                                    N/A
                                 ----------
            (Former name, former address and former fiscal year,
                       if changed since last report)


Check whether the issuer (1) filed all reports required to be filed be
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

There are 9,700,000 shares of common stock outstanding as of September 30, 2003. The shares are not currently listed for trading.

                                   INDEX
PART I - FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS
                             Metal Mines, Inc.
                       (A Development Stage Company)
                               Balance Sheet

                                                September 30,  December 31,
                                                     2003          2002
                                                 ------------  ------------
                                                  (Unaudited)
                                   Assets
Current Assets
--------------
 Cash & Cash Equivalents                        $     30,007  $        250
                                                 ------------  ------------
   Total Current Assets                               30,007           250

Intangible Assets
-----------------
 Web Site                                                 50         -
 Mineral Rights                                        1,500         -
                                                 ------------  ------------
   Total Other Assets                                  1,550         -
                                                 ------------  ------------
   Total Assets                                 $     31,557  $        250
                                                 ============  ============

                     Liabilities & Stockholders' Equity
Current Liabilities
-------------------
 Accounts Payable                               $      6,807  $        255
 Advance from Stockholder                                 25         -
 Accrued Expenses                                      1,050         -
 Accrued Interest                                        809         -
 Note Payable - Stockholder                            3,177         -
                                                 ------------  ------------
   Total Current Liabilities                          11,868           255
                                                 ------------  ------------
Long Term Liabilities
---------------------
 Line of Credit                                       30,000         -
                                                 ------------  ------------
   Total Long Term Liabilities                        30,000         -

Stockholders' Equity
--------------------
 Common Stock, 50,000,000 Shares Authorized at
  $0.0001 Par Value, 9,200,000 and 8,700,000
  Shares Issued and Outstanding, Respectively            920           870
 Common Stock Subscribed                                 200         -
 Paid In Capital                                       2,625         2,625
 Deficit Accumulated During the Development Stage    (13,856)       (3,500)
 Subscriptions Receivable                               (200)        -
                                                 ------------  ------------
   Total Stockholders' Equity                        (10,311)           (5)
                                                 ------------  ------------
   Total Liabilities & Stockholders' Equity     $     31,577  $        250
                                                 ============  ============

              See accompanying notes to financial statements.
                                     2

                             Metal Mines, Inc.
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                         For the Three Months      For the Nine Months    Accumulated
                              September 30,            September 30,        Since
                            2003        2002         2003        2002      Inception
                        ----------- -----------  ----------- -----------  -----------

Revenues               $      -     $     -     $      -     $     -     $      -
--------                ----------- -----------  ----------- -----------  -----------
Expenses
--------
 Professional Fees             975        -           4,152        -           4,152
 Travel & Entertainment      2,088        -           2,548        -           2,548
 Rent                          500        -             500        -             500
 General &
  Administrative               402        -           2,347        -           5,847
                        ----------- -----------  ----------- -----------  -----------
   Total Expenses            3,965        -           9,547        -          13,047
                        ----------- -----------  ----------- -----------  -----------
   (Loss) from
   Operations               (3,965)       -          (9,547)       -         (13,047)

Other Income (Expenses)
-----------------------
 Interest (Expense)           (809)       -            (809)       -            (809)
                        ----------- -----------  ----------- -----------  -----------
   Total Other Income
   (Expenses)                 (809)       -            (809)       -            (809)

   (Loss) Before Taxes      (4,774)       -         (10,356)       -         (13,856)

   Taxes                      -           -            -           -           -
                        ----------- -----------  ----------- -----------  -----------
   Net Income (Loss)   $    (4,774) $     -     $   (10,356) $     -     $   (13,856)
                        =========== ===========  =========== ===========  ===========
   Loss Per Share      $      0.00  $     0.00  $      0.00  $     0.00

   Weighted Average
   Shares Outstanding    9,200,000   8,700,000    9,200,000   8,700,000



              See accompanying notes to financial statements.
                                     3


                             Metal Mines, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                                    For the Nine Months
                                                      Periods Ended      Accumulated
                                                      September 30,          from
                                                     2003        2002      Inception
                                                 ----------- -----------  -----------
Cash Flows from Operating Activities
------------------------------------
 Net (Loss)                                     $   (10,356) $    -      $   (13,856)
 Adjustments to Reconcile Net Loss to
 Cash Used by Operating Activities;
  Increase (Decrease) in Accounts Payable             6,552       -            6,807
  Increase (Decrease) in Accrued Liabilities          1,050       -            1,050
  Increase (Decrease) in Accrued Interest               809       -              809
  Increase in Advanced from Stockholder                  25       -               25
                                                 ----------- -----------  -----------
   Cash Used from Operating Activities               (1,920)      -           (5,165)

Cash Flows from Investing Activities
------------------------------------
 Website                                             (1,500)      -           (1,500)
                                                 ----------- -----------  -----------
   Cash Provided by Investing Activities             (1,500)      -           (1,500)

Cash Flows from Financial Activities
------------------------------------
 Proceeds from Line of Credit                        30,000       -           30,000
 Proceeds from Sale of Common Stock                   3,177       -            3,177
 Advance from Shareholder                             -           -            3,495
                                                 ----------- -----------  -----------
   Cash Provided by Financing Activities             33,177       -           36,672
                                                 ----------- -----------  -----------
   Increase (Decrease) in Cash
   & Cash Equivalents                                29,757       -           30,007

   Cash, Beginning of Period                            250         250        -
                                                 ----------- -----------  -----------
   Cash, End of Period                          $    30,007  $      250  $    30,007
                                                 =========== ===========  ===========

Disclosures from Operating Activities
-------------------------------------
 Interest                                       $     -      $    -      $     -
 Taxes                                                -           -            -



              See accompanying notes to financial statements.
                                     4

                             Metal Mines, Inc.
                       (A Development Stage Company)
                  Notes to Unaudited Financial Statements
                             September 30, 2003

NOTE 1 - ORGANIZATION

The Company was organized on May 11, 2000 under the laws of the state of Nevada using the name of Networth, Inc. On April 29, 2003, the Company filed a Certificate of Amendment with the state of Nevada changing it's name to Metal Mines, Inc. The Company has been dormant since inception and has not generated significant revenue and is considered to be a development stage company. Upon incorporation, the Company authorized 50,000,000 shares of common stock with a par value of $.0001 per share.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized within the period they are incurred.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Primary earnings per share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully diluted earnings per share shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statements dates.
E. The preparation of these financial statements in conformity with generally accepted accounting principles, in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - STOCKHOLDERS' EQUITY

During 2003, the Company entered into an Agreement with Sea Emerald Development Corporation ("SEDC") to acquire mineral rights for common stock. The Agreement calls for the Company to issue to SEDC 2,500,000 shares of restricted common stock in exchange for the mineral rights. In 2003, the Company issued 500,000 shares of common stock at $.0001 per share and agreed to issue an additional 2,000,000 shares within a twelve month period. Accordingly, common stock has been increased by the par value of 500,000 shares. In addition, the Company has increased common stock subscribed by the par value of the amount of shares yet to be issued, with a corresponding debit to subscriptions receivable of $200, which has been shown as a negative component of stockholders' equity.




                                 Continued
                                     5

                             Metal Mines, Inc.
                       (A Development Stage Company)
                  Notes to Unaudited Financial Statements
                             September 30, 2003

NOTE 4 - NOTE PAYABLE - SHAREHOLDER

The Company has issued a promissory note to a shareholder of the Company in the amount of $3,202. This note is unsecured, bears an interest rate of 9% per annum and is due and payable on demand. At August 15, 2003, the accrued interest associated with the note was $3.

NOTE 5 - NOTE PAYABLE

In 2003, the Company negotiated a line of credit with Superior SAH of Luxombourg. Under the terms of the line of credit the Company may borrow up to $500,000 with a simple interest rate of 10% per annum. At August 15, 2003, the Superior SAH of Luxembourg had advanced the Company $30,000 pursuant to the line of credit arrangements.

Any principal balance and accrued interest on the line of credit is due an payable on September 1, 2005. Interest of $58 has been accrued on the line of credit at August 15, 2003.

NOTE 6 - SUBSEQUENT EVENT

On October 29, 2003, the Company issued 500,000 shares of its common stock at $.0001 to Sea Emerald Development Corporation. Accordingly, the Company's common stock account has been credited by $50. This issuance is pursuant to an agreement entered into during the current year and explained in Note 3.







               [This space has been left blank intentionally]
























                                     6

PART II - OTHER INFORMATION

                     MANAGEMENT DISCUSSION AND ANALYSIS
                     ----------------------------------
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our plan of operations and financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in the company's financial statements.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

                         FORWARD LOOKING STATEMENTS
                         --------------------------
This discussion includes "Forward Looking Statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objective, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", estimates" or intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or bee achieved) are not statements of historical fact and may
be "forward looking statements".   Forward-looking statements are based on
expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated.
 Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.


Overview
--------

Since our inception, our operations have been devoted primarily to identifying, purchasing and completing the initial exploration work on a mineral property. We intend to grow through exploration of the Timmins property and the identification and acquisition of other properties with mineral exploration. This property does not have any known reserves and our proposed program is exploratory in nature. Because of uncertainties surrounding our exploration, we anticipate incurring exploration stage losses in the foreseeable future. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations.

We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any of our property. The property is without any known reserves and the proposed program is exploratory in nature and therefore further exploration will be required before a final evaluation as to the economic and legal feasibility is determined. Reserves are measurable zones of minerals over a certain area and mineral deposits are reserves that can be economically exploited.


                                     7

Plan of Operation
-----------------

We have decided to create a four step plan to evaluate our initial minerals prospect for exploration. Even if we complete all four phases, all we can hope to have accomplished is to be able to identify targets for further exploration which will consist of trenching, drilling and feasibility studies which will be the most expensive parts of the exploration process. Phase one consisted of identifying an area with promising geological properties, securing a geological report on the property and completing the initial rock and silt samples on the prospect. We plan to complete phase two and three during the next 12 months. If we get positive results in phase two and three we will be required to seek additional capital as recommended by the consultant's report. We will attempt to raise capital from sale of our common stock, loans from investors, shareholders or management, and/or joint venture partners. However, there are currently no negotiations or arrangements for future financing at this point in time. Management will use its best efforts to raise the additional funds to carry out the planned exploration program but there is significant risk that we may not secure the necessary funding. The following table details the 4 steps to our initial exploration of the Timmins property:

  PHASE I: LINE CUTTING

     Clearing of approximately 30 miles of open lines
     through trees and brush at $325 per mile to allow
     accurate surface surveys as well as opening sites
     for later drilling & coring equipment                              $     10,000

  Phase II:  Magnometer Survey

     Approximately 30 miles of Magnometer Survey and
     logging of the claims.                                             $      5,000

  Phase III: UTEM Survey & Logging

     Approximately 15 miles of UTEM Surveying and  logging
     at approximately $2,000 per mile.  (The UTEM is a
     larger, much more accurate device similar but much
     more sensitive than a Magnetometer.  This survey is
     to identify with more precision exactly where drill
     holes should be bored as well as identify where it
     is unlikely that drilling would produce any positive
     results).                                                          $     30,000

  Phase IV  Drilling & Coring

     Drilling and coring approximately 10 to 15 holes to a
     depth of 700 to 900 vertical feet. Cost estimates are
     all inclusive and include, mobilization, de-mobilization,
     splitting core, core boxes, etc.                                   $    300,000


                                          8

  General & Administration

     Geologist (Footnote 1)

       35 days @ $225 per day                                           $      8,000

  Survey & Coring Contingencies

     10 % of total (Unpredictability of weather & terrain)              $     35,000

  Working Capital

     General corporate legal, accounting & administrative expenses      $    112,000
                                                                        ------------

     TOTAL                                                              $    500,000

---------------
(Footnote 1)
     To cover these expenses, we have obtained a line of credit.
     Draws under that line of credit do not become payable until September of 2005 at which time we expect to have established a value for the mineral claims from preliminary exploration allowing us to sell those claims for a sum beyond the value established and thereby pay that line of credit. There is no assurance we will be able to do this. Alternatively, we could enter into a joint venture with a mining company which could provide the capital and resources necessary to mine the claims, thereby generating a flow of revenues allowing us to refinance the payment of the draws made under that line of credit. We do not have any arrangements with any mining company for any such joint venture, nor have we identified any such joint venture partner. Failing both of these alternatives, it will be necessary for us to raise additional capital to continue operations

     If we are successful in completing the 4 steps of exploration, management will access the results to determine the feasibility of further exploration and/or development of the property. If management determines the exploration results merit further exploration, the plan is to raise additional capital, and/or seek an industry partner to pay the further costs of operations. There is no assurance we will be successful in raising the funds or finding a joint venture partner in order to complete further exploration.

     If commercial mineralization is not found on the property or if we can not recover the metals profitably, then we intend to pursue other properties for exploration. The purchase and exploration of such future, yet unidentified properties will depend on our ability to identify potential properties and, most significantly, raise additional capital.
---------------



                                     9

Capital Resources and Liquidity.
--------------------------------

As of September 30, 2003, we had cash reserves of $30,000. However, we have arranged a line of credit which will provide us the $500,000 necessary to complete our four-phase business plan. The cash reserve came from an initial draw on our line of credit. We have no plans to pay salaries to our officers or employees during the next 12 months. We believe we will have sufficient cash to meet our minimum exploration, including phase two, phase three and phase four, and operating costs for the next 12 months. However, unless we either joint venture our option to acquire these claims or raise additional capital through a public or private offering, or through some other means, we will have exhausted all of our available cash within that period and may well then be insolvent. In addition, we will need to raise additional capital to continue or operations past 12 months. There is no assurance we will be successful in raising the needed capital as and when required, or on terms favorable to our Company.

ITEM 7.   SIGNATURES

                                 Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   METAL MINES, INC.

                                   /S/ Thomas H. Burke
                                   --------------------------------------
                                   Thomas H. Burke